Form 10-K/A
period 2003-03-31
FIRST UNION COM MOR SEC INC COM MOR PASS THR CER SER 2001-C1
filed 2003-07-31
CIK 1137329

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

  Dated: July 17, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: First Union National Bank, as Master Servicer and First Union National Bank, as Special Servicer.


      Date: July 17, 2003


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



  Ex-99.1 (a)

KPMG    (logo)

401 South Tryon Street
Suite 2300
Charlotte, NC  28202-1911


Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:



We have examined management's assertion, included in the accompanying report, that Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2003



KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (b)

KPMG    (logo)

401 South Tryon Street
Suite 2300
Charlotte, NC  28202-1911


Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:



We have examined management's assertion, included in the accompanying report, that Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2003



KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.2 (a)

Wachovia Securities (LOGO)
8739 Research Drive
Charlotte NC 28288

Commercial Loan Servicing


Management Assertion

As of and for the year ended December 31, 2002, Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commerical and multi-family loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



/s/ John M. Church                              March 10, 2003
John M. Church                                  Date
Managing Director/Senior Vice President
Wachovia Bank National Association



/s/ Timothy S. Ryan                             March 10, 2003
Timothy S. Ryan                                 Date
Director/Vice President
Wachovia Bank National Association






Wachovia is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.

  Ex-99.2 (b)

Wachovia Securities (LOGO)
8739 Research Drive
Charlotte NC 28288

Commercial Loan Servicing


Management Assertion

As of and for the year ended December 31, 2002, Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commerical and multi-family loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



/s/ John M. Church                              March 10, 2003
John M. Church                                  Date
Managing Director/Senior Vice President
Wachovia Bank National Association



/s/ Timothy S. Ryan                             March 10, 2003
Timothy S. Ryan                                 Date
Director/Vice President
Wachovia Bank National Association






Wachovia is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.

  Ex-99.3 (a)


WACHOVIA
SECURITIES (logo)

8739 Research Drive
Charlotte, NC 28288

OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of March 1, 2001, by and among First Union Commercial Mortgage Securities, Inc. as Depositor, Wachovia Bank, National Association (formerly know as First Union National Bank) as Master Servicer, Wachovia Bank, National Association (formerly know as First Union National Bank) as Special Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2001-C1 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from January 1, 2002 through December 31, 2002 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2002 through December 31, 2002; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the day of March, 2003.


/s/ Timothy E. Steward                    /s/ Clyde M. Alexander
Timothy E. Steward, Director              Clyde M. Alexander, Director
Wachovia Bank, National Association       Wachovia Bank, National Association
(formerly know as First Union National    (formerly know as First Union National
Bank)                                     Bank)


Wachovia Securities is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.


  Ex-99.3 (b)


WACHOVIA
SECURITIES (logo)

8739 Research Drive
Charlotte, NC 28288

OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of March 1, 2001, by and among First Union Commercial Mortgage Securities, Inc. as Depositor, Wachovia Bank, National Association (formerly know as First Union National Bank) as Master Servicer, Wachovia Bank, National Association (formerly know as First Union National Bank) as Special Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2001-C1 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from January 1, 2002 through December 31, 2002 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2002 through December 31, 2002; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the day of March, 2003.


/s/ Timothy E. Steward                    /s/ Clyde M. Alexander
Timothy E. Steward, Director              Clyde M. Alexander, Director
Wachovia Bank, National Association       Wachovia Bank, National Association
(formerly know as First Union National    (formerly know as First Union National
Bank)                                     Bank)


Wachovia Securities is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.


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